Form 10-Q
period 1996-03-31
HOME FEDERAL FINANCIAL CORP
filed 1996-05-15
CIK 861625

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended March 31, 1996

        or


[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                    Commission File Number: 0-18807

                  HOME FEDERAL FINANCIAL CORPORATION
        (Exact name of Registrant as specified in its charter)


 Delaware                                94-3124158
 (State or other jurisdiction of        (I.R.S. Employer
 incorporation or organization)         Identification No.)

 20 O'Farrell Street, San Francisco, California             94108
 (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:   (415) 982-4560


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

                       Yes  [X]    No  [ ]


As of May 10, 1996, there were issued and outstanding 3,666,090 shares of the Registrant's $0.01 par value, common stock.

                    HOME FEDERAL FINANCIAL CORPORATION

                                 FORM 10-Q

                                  INDEX

                                                                          Page
Part I - Financial Information

Item 1. Consolidated Financial Statements as of March 31, 1996 and December 31, 1995 and for the Three Month Periods Ended
         March 31, 1996 and 1995

         Consolidated Statements of Financial Condition . . . . . . . . .   1

         Consolidated Statements of Operations. . . . . . . . . . . . . .   2

         Consolidated Statements of Cash Flows. . . . . . . . . . . . . .   3

         Notes to Consolidated Financial Statements . . . . . . . . . . .   4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations  . . . . . . . . . . . . . . . . . . . . .   6

Part II - Other Information

Items 1. - 6.   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19

         Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

                       PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Home Federal Financial Corporation and Subsidiaries
Consolidated Statements of Financial Condition
(Dollars in thousands except share amounts)

                                                  March 31,  December 31,
                                                   1996         1995
                                                  --------    --------
                                                      (Unaudited)

ASSETS
Cash and non-interest bearing deposits            $ 10,240    $  8,147
Federal funds, interest bearing deposits and
 repurchase agreements                              13,400      59,900
                                                  --------    --------
 Cash and equivalents                               23,640      68,047
Investment securities available for sale,
 at fair value                                       9,562       9,617
Securities held to maturity, at amortized cost:
Investment securities (Fair value: March 31,
 1996, $58,731; December 31, 1995, $11,866)         58,737      11,861
Mortgage-backed securities (Fair value: March 31,
 1996 $55,583; December 31, 1995, $59,111)          56,460      58,738
Loans held for sale                                 13,010       1,163
Loans receivable held for investment, net          536,510     549,902
Interest receivable                                  3,753       3,876
Real estate owned                                    2,179       2,380
Premises and equipment, net                          4,494       4,472
Federal Home Loan Bank stock, at cost                6,175       6,096
Mortgage servicing rights, net                         800         778
Intangible assets                                      191         279
Other assets                                         1,244       1,181
                                                  --------    --------
Total Assets                                      $716,755    $718,390
                                                  ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Customer deposits                                 $626,195    $624,575
Federal Home Loan Bank advances                     30,000      30,000
Securities sold under agreements to repurchase         --        3,489
Accrued expenses and other liabilities               6,156       6,412
                                                  --------    --------
Total Liabilities                                  662,351     664,476

Commitments and Contingencies                          --          --
Stockholders' Equity
Serial preferred stock (par value $0.01 per share):
 Authorized, 1,000,000 shares
 Issued, none                                          --          --
Common stock (par value $0.01 per share):
 Authorized, 5,000,000 shares
 Issued and outstanding: March 31, 1996: 3,666,090
 shares; December 31, 1995: 3,666,090 shares            37          37
Additional paid-in capital                          17,173      17,173
Retained earnings - substantially restricted        38,120      37,650
Unrealized loss on securities, net of tax             (926)       (946)
                                                  --------    --------
Total Stockholders' Equity                          54,404      53,914
                                                  --------    --------
Total Liabilities And Stockholders' Equity        $716,755    $718,390
                                                  ========    ========
See notes to consolidated financial statements.

Home Federal Financial Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands except per share amounts)

                                                  For the Three Months
                                                     Ended March 31,
                                                    1996        1995
                                                  --------    --------
INTEREST INCOME:
Loans                                            $ 11,178    $ 10,094
Mortgage-backed securities                            813       1,849
Investments                                         1,079         494
                                                  --------    --------
Total                                              13,070      12,437

INTEREST EXPENSE:
Customer deposits                                   7,766       6,942
Federal Home Loan Bank advances                       484         348
Securities sold under agreements to repurchase          4         689
                                                  --------    --------
Total                                               8,254       7,979
Net interest income                                 4,816       4,458
Provision for loan losses                             280         250
                                                  --------    --------
Net interest income after provision for loan losses 4,536       4,208

NON-INTEREST INCOME:
Loan service fees                                     282         268
Amortization of mortgage servicing rights             (59)        (30)
Other fees                                            254         183
Gain on sale of loans and securities                   16           2
Other income                                          105          87
Loss from real estate owned                          (164)       (206)
                                                  --------    --------
Total                                                 434         304

NON-INTEREST EXPENSE:
General and administrative expense:
Salaries and benefits                               1,971       1,950
Office occupancy                                      699         684
Federal deposit insurance premiums                    357         342
Professional fees                                     337         203
Data processing                                       191         190
Other expense                                         522         432
                                                  --------    --------
Total general and administrative expense            4,077       3,801
Amortization of intangible assets                      89          85
                                                  --------    --------
Total                                               4,166       3,886
Income before income taxes                            804         626
Income tax expense                                    334         260
                                                  --------    --------
NET INCOME                                        $   470     $   366
                                                  ========    ========
EARNINGS PER SHARE                                $  0.12     $  0.10
                                                  ========    ========
See notes to consolidated financial statements.

Home Federal Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)
                                                   Three Months Ended
                                                       March 31,
                                                    1996        1995
                                                  --------    --------
OPERATING ACTIVITIES:
Net income                                        $   470     $   366
Reconciliation to net cash used by
 operating activities:
Originations and purchases of mortgage loans
 held for sale                                    (22,065)         --
Sales of mortgage loans held for sale              10,218         132
Amortization of mortgage servicing rights              59          30
Provision for loan losses                             280         250
Provision for REO losses                              120         155
Deferred loan fees, net                               (46)         38
Depreciation and amortization                         362         379
Deferred income taxes                                 (22)        (28)
Changes in:
Interest receivable                                   123          14
Accrued expenses and other liabilities               (234)     (1,558)
Other                                                (148)     (1,686)
                                                  --------    --------
Net cash used by operating activities             (10,883)     (1,908)

INVESTING ACTIVITIES:
Originations of mortgage loans held for
 investment, net of principal repayments           13,407      (2,730)
Purchases of mortgage loans held for investment    (1,862)     (1,455)
Originations of non-mortgage loans,
 net of principal repayments                           52         (47)
Purchases of investment securities held-
 to-maturity                                      (79,167)         --
Proceeds from maturing investment securities
 held-to-maturity                                  32,775          --
Purchases of mortgage-backed securities
 held-to-maturity                                      --        (487)
Principal repayments of mortgage-backed
 securities held-to-maturity                        2,368       3,682
Proceeds from sales of real estate owned            1,708         387
Other, net                                           (936)        100
                                                  --------    --------
Net cash used by investing activities             (31,655)       (550)

FINANCING ACTIVITIES:
Net increase in customer deposits                   1,620      19,452
Proceeds, net of repayments, from Federal
 Home Loan Bank advances                               --        (700)
Proceeds, net of repayments, from securities
 sold under agreements to repurchase               (3,489)    (16,117)
Proceeds from stock options exercised                  --          12
Cash dividends paid                                    --        (293)
                                                  --------    --------
Net cash provided (used) by financing activities   (1,869)      2,354

Net decrease in cash and equivalents              (44,407)       (104)
Cash and equivalents at beginning of quarter       68,047       6,981
                                                  --------    --------
Cash and equivalents at end of quarter           $ 23,640    $  6,877
                                                  ========    ========
Cash paid during the quarter for interest on
customer deposits, advances and other borrowings $  8,546    $  8,104
Supplemental non-cash investing activities:
Loans transferred to real estate owned           $  1,374    $     74

See notes to consolidated financial statements.

HOME FEDERAL FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying consolidated financial statements of Home Federal Financial Corporation and its subsidiaries (the "Company") as of March 31, 1996 and December 31, 1995 and for the three month periods ended March 31, 1996 and 1995 have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary to present the statements of financial condition, statements of operations, and statements of cash flows in conformity with generally accepted accounting principles. The data as of and for the three month periods ended March 31, 1996 and 1995 are unaudited but, in the opinion of management, reflect all accruals and adjustments (which are solely of a normal recurring nature) necessary for fair presentation of the Company's financial condition and results of operations as of the dates and for the periods indicated. Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current year presentation. The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of results to be expected for the entire year of 1996. This report should be read in conjunction with the Company's 1995 Annual Report on Form 10-K.

2. The accompanying consolidated financial statements include the accounts of Home Federal Financial Corporation, Home Federal Savings and Loan Association of San Francisco and its wholly-owned subsidiary, Home Land Developers, Inc. and Home Land's wholly-owned subsidiary, Home Auxiliary Corporation.

3. Earnings per share has been calculated by dividing net income by the weighted average number of shares of combined common stock outstanding and common stock equivalents assumed outstanding during the period. Common stock equivalents consist of unexercised stock options. Fully diluted earnings per share were not materially different from primary earnings per share. The weighted average number of shares of combined common stock outstanding and common stock equivalents assumed outstanding for the three month periods ended March 31, 1996 and 1995 were 3,761,462 and 3,746,342, respectively.

4. Effective January 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." A loan is impaired when it is "probable" that a creditor will be unable to collect all amounts contractually due under a loan agreement.
The Company's loans are collateral dependent and therefore, as permitted by SFAS No. 114, the measurement of impairment is based upon the fair value of the property collateralizing the loan. The amount by which the recorded investment in the loan exceeds the measure of the impaired loan is recognized by recording a specific valuation allowance with a corresponding charge to the provision for loan losses. The Company had previously measured loan impairment in accordance with the methods prescribed in SFAS No. 114. As a result, no additional loss provisions were required by adoption of this accounting pronouncement.

5. The Association's deposits are insured by the Savings Association Insurance Fund ("SAIF") which is one of two deposit insurance funds administered by the Federal Deposit Insurance Corporation ("FDIC"). To mitigate the effect of an insurance premium disparity which currently exists between the funds, Congress passed legislation in late 1995, which was vetoed by President Clinton, which would have required SAIF-insured savings institutions to pay a one-time premium of approximately 85 basis points of insured deposits. Subsequent to this one-time assessment, deposit insurance premiums for SAIF-insured savings institutions would decline to an expected level approximating the premium level for other FDIC-insured depository institutions.

Based upon the Association's insured deposits at March 31, 1996 and the provisions of this recent legislative action, the potential one-time premium, net of related income taxes, would be approximately $3.1 million. If such legislation were to be enacted into law, the premium would be required to be accrued and charged against earnings, reducing the Association's (and the Company's) capital by the amount of the premium, net of related income taxes. Management cannot predict whether such legislation will be enacted during 1996 or what the provisions of such legislation may be.

6. Effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Adoption of SFAS No. 121 did not have a material impact on the Company's financial condition or results of operations.

7.     Effective January 1, 1996, the Company also adopted SFAS No. 123,
"Accounting for Stock Based Compensation."   This Statement establishes
accounting and disclosure requirements using a fair value based method of accounting for stock based employee compensation plans. In accordance with SFAS No. 123, the Company has elected to continue measuring compensation cost for options granted under the Company's stock option plan using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, adoption of SFAS No. 123 did not have a material impact on the Company's financial condition or results of operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Home Federal Financial Corporation ("Home Federal") is a Delaware corporation and unitary savings and loan holding company for its wholly-owned subsidiary, Home Federal Savings and Loan Association of San Francisco (the "Association"), which is a federally-chartered stock savings and loan association. The principal business activity of Home Federal and its subsidiaries (the "Company") is accepting deposits from the general public and originating or purchasing residential, commercial real estate, consumer and other types of loans through the Association. The Company's business is conducted through the Association's home office in San Francisco and fifteen branches in Northern California. Substantially all of the information set forth herein, including the consolidated financial statements and related data, relates to the Association.

     As previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, Home Federal entered into an Agreement and Plan of Merger with First Nationwide Bank on December 19, 1995 in which Home Federal will be merged into First Nationwide Bank in an all cash transaction of $18.50 per common share for aggregate merger consideration of $69.6 million. The Office of Thrift Supervision ("OTS"), First Nationwide Bank's primary regulator, approved the merger application on April 23, 1996 and the stockholders of Home Federal will vote on the proposed merger on May 21, 1996. In accordance with the provisions of the Agreement and Plan of Merger between Home Federal and First Nationwide Bank, Home Federal did not declare a regular quarterly cash dividend for the fourth quarter of 1995 and the first quarter of 1996. The proposed transaction is expected to close in the second quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

     The Company's primary sources of funds include loan repayments, sales of
loans and securities, customer deposits, and collateralized borrowings.   The
primary uses of funds include originations of mortgage loans, repayment of maturing customer deposits and operating expenses.

     OTS regulations require a savings institution to maintain a specified ratio of cash and eligible investment securities to net withdrawable deposits and borrowings due in one year or less. This minimum liquidity requirement is based upon average liquidity balances maintained during each month and may vary from time to time; currently, it is 5.0%. Savings institutions must also maintain an average daily balance of short-term liquid assets (generally those having maturities of twelve months or less) equal to at least 1.0% of its average daily balance of net withdrawable deposits plus borrowings due within one year. At March 31, 1996, the Association's regulatory liquidity was $123.3 million, or 19.6% of its regulatory liquidity base, up from $100.0 million, or 15.7% at December 31, 1995. At March 31, 1996 and December 31, 1995, the Association's short-term liquidity percentage was 12.9% and 12.6%, respectively. The Association's liquidity position fluctuates depending on various factors, including customer deposit activity, borrowing alternatives, loan repayment/sales activity, and investment opportunities.

FINANCING ACTIVITIES

     Financing activities, including acquisition of savings deposits, FHLB advances and reverse repurchase agreement borrowings, represent a major source of funds. Customer deposits were substantially unchanged through the first quarter of 1996, totaling $626.2 million at March 31, 1996 compared to $624.6 million at December 31, 1995. The Company's borrowings, consisting of long- term FHLB advances, amounted to $30.0 million at March 31, 1996, down from $33.5 million at year-end 1995. During the first quarter of 1996, the Company repaid $3.5 million of maturing reverse repurchase agreement borrowings. At March 31, 1996, the Association had an unused line of credit available from the FHLB of San Francisco of $149.6 million and, based upon collateral pledged at March 31, 1996, available credit under the line of $53.8 million. The Company was also in a position to obtain additional credit of $69.6 million through reverse repurchase agreement borrowings.

INVESTING ACTIVITIES

     Cash flow from investing activities is principally comprised of originations and purchases of loans, offset by loan repayments, and purchases and sales of investment securities. In accordance with the Company's asset/liability management strategies, fixed rate loans are generally originated or purchased with the intent of selling the loans and retaining the loan servicing; adjustable rate loans are generally retained in the Company's loan portfolio. The Company also purchases investment securities as an alternative to its originations and purchases of mortgage loans.

     During the first quarter of 1996, the Company originated $15.3 million of loans within its Northern California market. These originations were substantially all conventional, one-to-four family mortgage loans; approximately $0.4 million of multi-family and commercial real estate properties were also originated during the quarter. This is in comparison to the first three months of 1995 when originations totaled $14.9 million. To supplement these originations during the first quarter of 1996, the Company also purchased $14.4 million of seasoned loans secured by one-to-four family properties located primarily within its Northern California market. During the first quarter of 1995, the Company purchased $1.5 million of loans. Mortgage interest rates have a significant impact on both the volume and type of loan originations. During 1995, declining interest rates created strong consumer demand for adjustable rate mortgages. Rising interest rates during the first quarter of 1996 resulted in a significant shift to fixed rate mortgage originations. Loan repayments totaled $19.2 million and $12.2 million for the quarters ended March 31, 1996 and 1995, respectively. The Company also sold loans totaling $10.2 million and $0.1 million during the quarters ended March 31, 1996 and 1995, respectively.

     Mortgage-backed securities totaled $56.5 million at March 31, 1996 compared to $58.7 million at December 31, 1995. The decline was attributable to principal repayments received during the quarter. Mortgage loan and MBS repayments totaled $2.4 million and $3.7 million for the three month periods ended March 31, 1996 and 1995, respectively.

     The following tables set forth the Company's mortgage loan origination and purchase activity for the three month periods ended March 31, 1996 and 1995, and the Company's loan portfolio by collateral type as of March 31, 1996, December 31,1995 and March 31, 1995:

                                              For the Three Month
(Dollars in thousands)                        Periods Ended March 31,
                                              1996             1995
                                            -------          -------
Loan Originations:
Adjustable                                 $ 4,844   32%    $14,380   96%
Fixed                                       10,454   68         537    4
  Total originations                        15,298  100      14,917  100
Loan Purchases:
Adjustable                                  14,270  100         761   52
Fixed                                          133   --         694   48
  Total purchases                           14,403  100       1,455  100
Total loan acquisitions                    $29,701  100%    $16,372  100%

                                                   As of
(Dollars in thousands)             March 31,     December 31,     March 31,
Loans by Collateral Type             1996          1995             1995
                                  ----------      ----------     ----------
One-to-four family real estate   $392,832  71%   $395,401  71%  $417,467  74%
Commercial real estate            113,338  20     114,742  21     97,826  18
Multi-family real estate           48,850   9      46,162   8     45,492   8
Consumer                            1,146  --       1,198  --      1,109  --
                                  ----------      ----------     ----------
Total loans                      $556,166 100%   $557,503 100%  $561,894 100%

ASSET QUALITY

     Internal Loan Review. The Company maintains an asset review process for purposes of assessing loan portfolio quality and the adequacy of its loan loss allowances. This review process is administered by a senior management
committee.   Designated asset managers and appraisers review the performance of loans, make on-site inspections when deemed appropriate, and report their findings to the committee. Problem loans are evaluated and classified according to the nature and degree of identifiable weaknesses. Such loans are discussed further under "Asset Quality -- Nonperforming Assets" and "-- Classified Assets."

     Nonperforming Assets. The Company defines nonperforming assets as nonaccrual loans and foreclosed real estate owned ("REO"). Nonaccrual loans are loans for which the Company has ceased accruing interest income; it includes all loans which are 90 days or more delinquent plus certain other loans which have been placed on nonaccrual status prior to becoming 90 days delinquent. In order to minimize nonperforming assets, the Company has maintained a strategy of actively servicing delinquent loans and disposing of REO properties.

     During the first quarter of 1996, nonperforming assets were reduced by $0.4 million, to $7.9 million at March 31, 1996. As a percentage of total assets, nonperforming assets were reduced to 1.10% from 1.15%, respectively. This decline in nonperforming assets was the result of continued reduction in the balance of REO and nonaccruing one-to-four family loans (i.e., loans with severe delinquencies of 90 days or greater) during the quarter. At March 31, 1996, the Company's inventory of REO properties, excluding general valuation allowances, totaled 23 properties with a carrying value of

$2.2 million. The inventory, which primarily consists of one-to-four family properties, also includes one multi-family property located in Southern California and one office building located in Modesto, California.

     The following table sets forth the composition and trend of the Company's nonperforming assets:


(Dollars in thousands)               March 31,     December 31,    March 31,
Description                            1996           1995           1995
                                     --------       --------       --------
Nonaccrual loans:
  90+ Day delinquent loans:
  One-to-four family loans          $  2,783       $  2,993       $  3,728
  Multi-family and commercial real
   estate loans                        1,466          1,471            832
                                     --------       --------       --------
  Total 90+ day delinquent loans       4,249          4,464          4,560
  Other nonaccruing loans              1,283          1,283          1,299
                                     --------       --------       --------
  Total nonaccruing loans              5,532          5,747          5,859
REO:
  1-4 family residences                1,700          1,807          1,022
  Multi-family and commercial real
   estate properties                     638            709          2,808
                                     --------       --------       --------
  Total REO                            2,338          2,516          3,830
                                     --------       --------       --------
Total Nonperforming Assets           $ 7,870       $  8,263       $  9,869

Nonperforming assets as a percentage
  of total assets                       1.10%          1.15%          1.33%

     Classified Assets. The Company defines classified assets as nonperforming assets plus certain performing loans which exhibit credit or collateral weaknesses. These classified performing loans include one-to-four family loans which typically involve borrower bankruptcies or deficient property taxes, and multi-family and commercial real estate loans collateralized by income properties with deficient operating cash flow. The Company's asset review process incorporates the OTS system for grading or classifying problem loans and other assets; in order of increasing weakness, these designations are "Substandard," "Doubtful," and "Loss."

     The Company's classified assets declined by $2.8 million during the first quarter of 1996, from $13.3 million at December 31, 1995 and $17.1 million at March 31, 1995 to $10.5 million at March 31, 1996. As a percentage of total assets, classified assets were reduced from 1.85% and 2.33% to 1.46%, respectively. This decline in classified assets was attributable to restoration of a $1.3 million commercial real estate loan to a satisfactory performing status, the decline in nonperforming assets, as well as a decline in one-to-four family loans involving a borrower in bankruptcy. All classified assets were designated as Substandard at March 31, 1996.
Classified assets includes restructured loans of nil and $389 thousand at March 31, 1996 and December 31, 1995, respectively.

     Allowances for Loan and REO Losses. The Company maintains certain valuation allowances to absorb future losses which may be realized on its loan portfolio and inventory of REO properties. These allowances include specific reserves for identifiable impairments of individual loans and general allowances for estimates of probable losses not specifically identified. REO is valued at the lower of cost or fair value, less estimated disposition costs, and carried net of related chargeoffs. In addition to providing for losses charged off, the Company also maintains general allowances for other probable REO losses which have not been specifically identified.

     At March 31, 1996, combined general allowances and specific reserves for loans totaled $4.5 million compared to $4.3 million and $4.1 million at December 31, 1995 and March 31, 1995. As a percentage of total loans, such allowances represented 0.81%, 0.78% and 0.73% of total loans, respectively. Net loan chargeoffs, annualized as a percentage of average outstanding loans, were 0.06% and 0.04% for the quarters ended March 31, 1996 and 1995, respectively. General allowances for loans and REO totaled $3.5 million, or 34% of classified assets and 45% of nonperforming assets, at March 31, 1996, compared to $3.5 million, or 26% of classified assets and 42% of nonperforming assets, at December 31, 1995 and $3.7 million, or 22% of classified assets and 37% or nonperforming assets, at March 31, 1995.

     In evaluating the adequacy of general allowances for loan and REO losses, consideration is given to a number of factors, including the level, trend and composition of nonperforming and classified assets; evaluation of specifically identified loan and REO losses; historical loss experience; current and future economic and real estate conditions that may impact the value of REO and loan collateral, and individual borrowers; concentrations of credit; results of examinations by regulatory agencies; and other factors. Management believes that the allowances for loan and REO losses were adequate as of March 31, 1996, based on its evaluation of the quality of loan and REO portfolios at that date. While management believes it uses the most current information available to evaluate these loss allowances, future adjustments may be necessary based on changes in economic and real estate market conditions in California.

     The following tables summarize the components of the Company's loss allowances:


Allowances for Loan Losses           March 31,     December 31,    March 31,
(Dollars in thousands)                 1996           1995           1995
                                     --------       --------       --------
General allowances:
      1-4 family loans               $ 1,450        $ 1,468        $ 1,795
Multi-family/commercial real
  estate loans                         1,915          1,906          1,725
                                     --------       --------       --------
Total general allowances               3,365          3,374          3,520
Specific reserves:
1-4 family loans                         278            123            223
Multi-family/commercial real
  estate loans                           871            826            368
                                     --------       --------       --------
Total specific reserves                1,149            949            591
                                     --------       --------       --------
Total allowances for loan losses     $ 4,514        $ 4,323        $ 4,111


Allowances for REO Losses            March 31,     December 31,    March 31,
(Dollars in thousands)                 1996           1995           1995
                                     --------       --------       --------
General allowances:
1-4 family properties               $   116        $     84       $     50
Multi-family/commercial real
  estate properties                      44              52            128
                                     --------       --------       --------
Total allowances for REO losses     $   160        $    136       $    178

     The following table sets forth an analysis of the activity in the Company's allowance for loan losses for the three month periods ended March 31:



                                 One-to-Four  Commercial    Multi-
                                 Family       Real Estate   Family     Total
(In thousands)                                Loans         Loans      Loans
                                 -------      -------       -------   -------
For the Three Month Period Ended March 31, 1996:
Balance at December 31, 1995     $ 1,591      $ 2,423       $   309   $ 4,323
Provision charged to operations      167           74            39       280
Losses charged off                   (57)         (36)          (23)     (116)
Recoveries                            27           --            --        27
                                 -------      -------       -------   -------
Balance at March 31, 1996        $ 1,728      $ 2,461       $   325   $ 4,514

For the Three Month Period Ended March 31, 1995:
Balance at December 31, 1994       1,926        1,643           350     3,919
Provision charged to operations      150          100            --       250
Losses charged off                   (58)          --            --       (58)
Recoveries                            --           --                      --
                                 -------      -------       -------   -------
Balance at March 31, 1995        $ 2,018      $ 1,743       $   350   $ 4,111

The following table summarizes the allowance for loan losses, by loan type and as a percentage of loans:


                                              Percent                 Percent
                                Gross Loan    of Total                of Loan
(Dollars in thousands)   Portfolio Balance    Loans      Allowance    Balance
                              -----------     -------    ---------    -------
March 31, 1996:
  One-to-four family           $ 392,832       70.6%     $  1,728      0.44%
  Commercial real estate         113,338       20.4         2,461      2.17
  Multi-family                    48,850        8.8           325      0.67
  Consumer                         1,146        0.2            --        --
                              -----------     -------    ---------    -------
Total                          $ 556,166      100.0%     $  4,514      0.81%

December 31, 1995:
  One-to-four family           $ 394,787       70.9%     $  1,591      0.40%
  Commercial real estate         114,741       20.6         2,423      2.11
  Multi-family                    46,162        8.3           309      0.67
  Consumer                         1,199        0.2            --        --
                              -----------     -------    ---------    -------
Total                          $ 556,889      100.0%     $  4,323      0.78%

March 31, 1995:
  One-to-four family           $ 417,467       72.6%     $  2,018      0.48%
  Commercial real estate          97,826       17.5         1,743      1.78
  Multi-family                    45,492        9.6           350      0.77
  Consumer                         1,109        0.3            --        --
                              -----------     -------    ---------    -------
Total                          $ 561,894      100.0%     $  4,111      0.73%

     The following table sets forth the ratio of net chargeoffs to average loans outstanding for the three month periods ended March 31:

                                               1996       1995
                                             --------   --------
  One-to-four family                           0.03%      0.06%
  Commercial real estate                       0.12         --
  Multi-family                                 0.20         --
                                             --------   --------
  Total Net Chargeoffs                         0.06%      0.04%


     The following table sets forth the activity in the general allowance accounts for REO for the three month periods ended March 31:

(In thousands)                                 1996       1995
                                             --------   --------
Beginning Balance                             $ 136      $ 178
Provision for losses                            120        155
Charge-offs, net of recoveries                  (96)      (155)
                                             --------   --------
Ending Balance                                $ 160      $ 178


MORTGAGE SERVICING RIGHTS

     In conjunction with its mortgage banking activities, the Company services a portfolio of mortgage loans owned by various investors for which it earns fee income for servicing such loans for the duration of the mortgage servicing obligation. The Company builds its mortgage servicing portfolio by selling loans and retaining the right to service the mortgage loans for the investors. The Company's loan sale agreements specify a mortgage servicing fee for which the Company capitalizes the value of the related mortgage servicing rights as an asset at the time it sells such loans and retains the obligation to service the loans for investors. This asset is referred to as "mortgage servicing rights."

     Effective January 1, 1995, the Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights" as an amendment of SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." SFAS No. 122 addresses the measurement and capitalization of mortgage servicing rights related to mortgage loans sold with servicing retained. The OTS has issued guidelines for estimating the appropriate amortized book value of mortgage servicing rights. The methodology defines acceptable assumptions for estimating the remaining life of loans, the discount rate and normal servicing fee rate. The Company incorporates these guidelines in its valuations. The carrying value of mortgage servicing rights does not purport to reflect its market value.

     The balance of the unamortized mortgage servicing rights was $0.8 million, or approximately 0.32% of loans serviced for others, at March 31, 1996 and December 31, 1995. For the three months ended March 31, 1996, mortgage servicing rights of $81 thousand were capitalized. At March 31, 1996, December 31, 1995 and March 31, 1995, the Company was servicing loans for investors of $249 million, $248 million and $243 million, respectively.

CAPITAL RESOURCES

     As required by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), the Association is required to maintain certain minimum levels of regulatory capital. The regulatory requirements include a leverage limit or core capital requirement of 3.0% of adjusted total assets, a tangible capital requirement of 1.5% of adjusted total assets and a risk-based capital requirement of 8.0% of total risk-weighted assets.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") established a regulatory framework to resolve the problems of under-capitalized savings institutions, in which the authority for regulatory actions is based on a savings institution's capital level. This framework established five categories of capital strength, ranging from a high, defined as "well capitalized," to a low, defined as "critically undercapitalized." Savings institutions are categorized depending upon their capital ratios in relation to certain capital measures, including risk-based capital measures, a core capital measure, and certain other factors. FDICIA requires the OTS and other federal banking regulatory agencies to take prompt corrective action against undercapitalized financial institutions and imposes a series of progressive constraints on the operation of such undercapitalized institutions.

     At March 31, 1996, the Association's regulatory capital ratios significantly exceeded the regulatory requirements, including the FDICIA capital requirements for a "well-capitalized" institution. The following table summarizes the Association's March 31, 1996 regulatory capital in comparison with its regulatory capital requirements:

(Dollars in thousands)               As of March 31, 1996
                    Actual Requirement Excess  Actual Requirement Excess
                              (1)                        (1)
                    ------  -------    ------  ------  -------    ------
Tangible capital   $54,103  $10,758   $43,345   7.54%    1.50%     6.04%
Core capital       $54,272  $35,869   $18,403   7.57%    5.00%     2.57%
Tier 1 Risk-based
  capital          $54,272  $24,439   $29,833  13.32%    6.00%     7.32%
Total Risk-based
  capital          $57,637  $40,731   $16,906  14.15%   10.00%     4.15%

1. The Tangible capital requirement refers to the 1.5% minimum capital requirement set forth by FIRREA; the Core, Tier 1 Risk-based and Total Risk-based capital requirements refer to the requirements for a "well-capitalized" financial institution set forth by FDICIA.

     The following table summarizes the Association's March 31, 1996 regulatory capital ratios in comparison with its ratios at December 31, 1995 and March 31, 1995.

                                    March 31,     December 31,    March 31,
                                     1996            1995          1995
                                    --------       --------       --------
Tangible capital                     7.54%           7.43%         7.20%
Core capital                         7.57%           7.47%         7.26%
Tier 1 Risk-based capital           13.32%          13.28%        13.10%
Total Risk-based capital            14.15%          14.11%        13.97%


     The Association's stockholder's equity and regulatory capital at March 31, 1996 are reconciled as follows:

(Dollars in thousands)


Stockholder's equity                                     $53,368
Add: Unrealized loss on securities available for sale        926
Less: Intangible assets                                     (191)
                                                         --------
Tangible capital                                          54,103
Add: Qualifying intangible assets                            169
                                                         --------
Core or Tier 1 Risk-based capital                         54,272
Add: Loan general valuation allowances                     3,365
                                                         --------
Risk-based capital                                       $57,637

     The Association has been rated by the OTS as a Tier 1 institution which is defined as an institution that has capital equal to or greater than the OTS fully phased-in capital requirements and has not been deemed by the OTS to be "in need of more than normal supervision."

     The capital distribution regulations allow a Tier 1 institution, including the Association, to make capital distributions during a calendar year of up to 100% of its net income to date plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year; provided that the capital distributions are not made from the liquidation account. Any distributions in excess of that amount require prior OTS notice, with the opportunity for OTS to object to the distribution. An institution that is not ranked as a Tier 1 institution is subject to additional restrictions on payment of dividends. As a savings and loan holding company, Home Federal Financial Corporation is not subject to the OTS capital distribution limitations.

ASSET LIABILITY MANAGEMENT

     The principal component of the Company's earnings is net interest income, which represents interest income in excess of interest expense. Net interest income is affected by the relative average balances of interest-earning assets and interest-bearing liabilities in combination with the yields earned on assets and rates paid on liabilities. The correlation between the frequency of the repricing of interest rates on assets and liabilities also influences net interest income. Savings institutions have historically experienced a mismatch between the maturities of assets and liabilities, primarily because customers have traditionally preferred short-term deposits and long-term, fixed-rate loans. This mismatch normally increases net interest income during periods of declining market interest rates and reduces net interest income during periods of rising interest rates.

     The objective of interest rate risk management is to manage the sensitivity of net interest income resulting from changes in interest rates. The objective of the Company's asset/liability management strategy is to prudently manage its interest rate risk through the management of its balance sheet structure. OTS regulations also require that insured institutions maintain their earnings and net worth within self-imposed parameters over a range of possible interest rate environments. The Company reduces its sensitivity to interest rate movements through emphasis on originations and purchases of adjustable rate loans. While most of the loan portfolio is currently indexed to the Federal Home Loan Bank of San Francisco 11th District Cost of Funds Index ("COFI"), an index which corresponds generally with the Association's cost of funds, the Company shifted its loan origination and purchase emphasis to adjustable rate loans indexed to the one-year constant maturity Treasury Index ("CMT") during 1995. The one-year CMT Index has historically reflected changes in market interest rates more promptly than the COFI Index. To the extent the Company originates adjustable rate mortgages indexed to the COFI Index, such loans are primarily repriced on a monthly basis. The Company's Investment Committee meets regularly to review the current interest rate environment and the Company's interest rate risk profile, liquidity, cash flow position, borrowing needs, and outstanding commitments to sell and purchase loans. If economic or operating conditions change, strategies may be modified to meet those changing conditions; strategic changes are submitted to the Company's Board of Directors for review.

     Interest rate risk results from assets and liabilities repricing at differing times as interest rates change, often referred to as "term structure risk." Measurement of the cumulative "gap" is a commonly used method for analyzing the impact of changes in interest rates on depository institutions' net interest income. Gap is the difference between the amount of assets and liabilities scheduled to mature or reprice within the same period, expressed as a percentage of assets. Generally, the smaller the gap, the less sensitive the Company's earnings are to changes in interest rates. However, the usefulness of this method of measuring interest rate sensitivity is limited, particularly for thrift institutions, because it does not take into account the differing repricing characteristics of the various assets and liabilities, often referred to as "basis risk." Certain assets or liabilities may have similar maturities or repricing characteristics, yet they may react differently to changes in market interest rates. As discussed above, the Company's ARM loans are primarily indexed to the COFI index, an index which typically has a delayed response to changes in market interest rates, whereas the majority of the Company's maturing savings and borrowings reprice to market interest rates immediately. Basis risk is a significant source of the Company's interest rate risk and is difficult to quantify.

     At March 31, 1996, the Company's cumulative one-year gap, an interest-rate risk measure, which represents the difference between the interest-earning assets and interest-bearing liabilities that mature or reprice within one year, was a positive 12% of interest-earning assets compared to 14% at December 31, 1995. Although the Company has a positive one-year cumulative gap of 12%, as set forth in the table below, its net interest income tends to decrease in periods of rising interest rates because of the differing repricing characteristics of its assets and liabilities, as discussed above. The Company relies primarily on simulation modeling to determine the potential impact of interest rate changes to the Company's net interest income and capital position and believes that, at March 31, 1996, it has moderate interest rate risk.

                         INTEREST RATE SENSITIVITY
                        3 Months  3-12    1-5    5-10   10-20  Over 20
(Dollars in thousands)   or Less  Months  Years  Years  Years  Years    Total
                         -------  ------- ------ ------ ------ ------  ------
Interest-earning Assets
Cash and equivalents     $13,400  $  --   $  --  $  --  $  --  $  --  $13,400
Investment securities(1)  68,299     --      --     --     --     --   68,299
Mortgage-backed
 securities(2)            13,662   12,992 28,311  1,495    --     --   56,460
Loans receivable:(2)
One-to-four family
 residential             186,924  116,038 46,285 19,927 15,016 2,086  386,276
Multi-family              14,229   23,078  6,894  2,783  1,650   216   48,850
Commercial real estate    25,347   74,187 10,301  3,116    325    62  113,338
Second mortgage loans      6,365      --      98     51     36     6    6,556
Consumer                   1,106      --      40     --     --    --    1,146
Unamortized yield
  adjustments             (1,041)    (640)  (251)  (108)   (82)  (11)  (2,133)
                         -------  ------- ------ ------ ------ ------  ------
Total interest-earning
  assets                 328,291  225,655 91,678 27,264 16,945 2,359  692,192
Interest-bearing Liabilities
Customer deposits(3)     218,779  254,053 112,799 21,712 18,852   --  626,195
Borrowings(4)                --       --   15,000 15,000    --    --   30,000
                         -------  ------- ------ ------ ------ ------  ------
Total interest-bearing
  liabilities            218,779  254,053 127,799 36,712 18,852   --  656,195

Net asset (liability)
  sensitivity            109,512  (28,398)(36,121)(9,448)(1,907) 2,359 35,997

Cumulative net asset
 sensitivity             109,512   81,114  44,993 35,545 33,638 35,997

Cumulative net asset
 sensitivity as a % of
 interest-earning assets   15.82%   11.72%   6.50%  5.14%  4.86%  5.20%


(1) Repricing terms are based upon the contractual maturities of the respective investment securities; investments in bond mutual funds are considered to reprice immediately.
(2) Repricing terms of ARMs are based upon the interest rate reset periods of the respective notes. Repricing terms of fixed rate loans and MBS are based upon the contractual maturities of the respective notes. Repricings have been adjusted for projected prepayments of principal, based upon the Company's historical experience.
(3) Repricing terms of certificates of deposit are based upon the contractual maturities of the instruments. Checking and money market accounts are assumed to reprice immediately; repricing terms of passbook accounts reflect decay factors based upon historical experience as reported by the OTS.
(4) Repricing terms are based upon the contractual materials of the respective fixed rate borrowings.

RESULTS OF OPERATIONS - THREE MONTHS ENDED March 31, 1996 AND 1995

     For the three months ended March 31, 1996, the Company reported net income of $470 thousand, or $0.12 per share, compared to $366 thousand, or $0.10 per share, for the three months ended March 31, 1995. The increase in the first quarter 1996 earnings, compared to the first quarter of 1995, was attributable to increased net interest income and fee income offset, in part, by higher operating expenses.

NET INTEREST INCOME

     First quarter 1996 net interest income, the primary component of earnings rose to $4.8 million, an increase from $4.5 million for the first quarter of 1995. During this period, net interest margin (annualized net interest income divided by average interest-earning assets) rose to 2.78% from 2.52%, as the yield earned on loans and investment securities rose more sharply than rates paid on deposits and borrowings. Market interest rates declined steadily through 1995 and into the beginning of 1996, resulting in the Company's cost of funds peaking in mid-1995. The yield on the Company's loans and investment securities increased more sharply during 1995 and into the first quarter of 1996, as a result of the lag inherent in the repricing of the Company's adjustable rate loans and investment securities. The analysis of net interest income on the following page sets forth the extent to which changes in average interest rates and changes in the balances of interest-earning assets and interest- bearing liabilities have affected the Company's interest income and interest expense for the quarters ended March 31, 1996 and 1995.

     Non-performing assets had an adverse impact on net interest income during both quarters. During the three months ended March 31, 1996 and 1995, non-performing assets averaged $8.2 million and $9.1 million, respectively. The ratio of interest-earning assets to interest-bearing liabilities rose to 105.7% during the first quarter of 1996, from 105.3% during the first quarter of 1995.

     Interest income rose to $13.1 million for the three months ended March 31, 1996, from $12.4 million for the three months ended March 31, 1995. This increase in interest income was attributable to an increase in the average yield on interest-earning assets of 52 basis points, offset by a decrease in the balance of average interest-earning assets of $15.4 million.

     Interest expense increased to $8.3 million for the three months ended March 31, 1996 from $8.0 million for the three months ended March 31, 1995 . This increase in interest expense was attributable to an increase in the average cost of deposits and borrowings of 30 basis points, offset by a decrease in average interest-bearing liabilities of $17.3 million.

                         ANALYSIS OF NET INTEREST INCOME
                        1ST QUARTER 1996/1ST QUARTER 1995

                         Average  Balance  Average Rate     Interest                  Due to
                         1st Qtr  1st Qtr  1st Qtr 1st Qtr  1st Qtr 1st Qtr           Change in
(Dollars in thousands)   1996     1995     1996    1995     1996    1995   Variance   Balance  Rate     Mix
ASSETS                  ------   ------   ------  ------   ------  ------  --------   -------  ----     ---
Interest-earning assets:
Loans                  $558,760  $560,184  8.00%   7.21%   $11,178 $10,094  $1,084    $(26)    $1,106   $ 4
Mortgage-backed
  securities             57,436   128,417  5.66    5.76        813   1,849  (1,036) (1,022)       (32)   18
Investment securities    77,353    20,362  5.57    9.70      1,079     494     585   1,382       (210) (587)
Total interest-earning  -------  -------- ------  ------   ------  ------  --------   -------  ----     ---
  assets                693,549   708,963  7.54%   7.02%   $13,070 $12,437  $  633   $ 334      $ 864 $(565)
All other assets         23,503    22,714
                        -------   -------
Total Assets           $717,052  $731,677

LIABILITIES & STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Customer deposits      $625,411  $606,439  5.03%   4.64%   $ 7,766 $ 6,942  $  824   $ 220      $ 591 $  13
Borrowings               30,872    67,130  6.42    6.26        488   1,037    (549)   (567)        27    (9)
Total interest-bearing  -------  -------- ------  ------   ------  ------  --------   -------  ----     ---
  liabilities           656,283   673,569  5.10%   4.80%   $ 8,254 $ 7,979  $  275   $(347)     $ 618 $   4
All other liabilities     6,605     5,661
                        -------   -------
Total liabilities       662,888   679,230
Stockholders' equity     54,164    52,447
                        -------   -------
Total Liabilities and
  Stockholders' Equity $717,052  $731,677

Net interest rate spread and
  net interest income                      2.44%   2.22%   $ 4,816 $ 4,458  $  358   $ 681      $ 246 $(569)

Net interest margin                        2.78%   2.52%

PROVISION FOR LOAN LOSSES

     A provision for loan losses is charged to operations based on the Company's evaluation of its loan portfolio and the adequacy of its allowance for loan losses. Provision for loan losses totaled $280 thousand and $250 thousand for the quarters ended March 31, 1996 and 1995, respectively. During this period, the Company increased the balance of its allowance for loan losses from $4.1 million at March 31, 1995 to $4.5 million at March 31, 1996. This increase was attributable to increases in specific reserves for identified loan impairment.

     In addition, while the balance of the loan portfolio was substantially unchanged between these quarter-ends, credit risk increased somewhat, as the loan portfolio mix shifted from one-to-four family loans to commercial real estate loans. One-to-four family and commercial real estate loans represented 71% and 20% of the portfolio, respectively, at March 31, 1996 compared to 74% and 18% of the portfolio, respectively, at March 31, 1995. Offsetting this shift in portfolio composition, the Company experienced a 6% decline in the balance of nonaccruing loans and a 45% decline in the balance of classified loans between the quarter-ends. For further information, reference is made to "Liquidity and Capital Resources - Asset Quality - Allowances for Loan and REO Losses."

NON-INTEREST INCOME

     Non-interest income totaled $434 thousand for the three months ended March 31, 1996, representing an increase of $130 thousand, or 42%, over the corresponding period in 1995. This increase was primarily the result of a $71 thousand increase in other fee income resulting primarily from growth in savings fees generated from checking accounts. Losses from real estate owned operations also declined by $42 thousand, primarily on reduced writedowns of the carrying value of REO.

NON-INTEREST EXPENSE

     Non-interest expense, defined as operating expense plus amortization of intangible assets, rose by $280 thousand, or 7%, to $4.2 million for the three months ended March 31, 1996 from $3.9 million for the three months ended March 31, 1995. This increase was primarily the result of costs related to the proposed merger of Home Federal and First Nationwide Bank as well as costs of a promotional campaign to market checking accounts and increase the Company's checking account base. As a percentage of average assets, annualized operating expenses were 2.27% for the three months ended March 31, 1996 compared to 2.08% for the same period in 1995.

INCOME TAXES

     Income taxes for the three months ended March 31, 1996 and 1995 were $334 thousand and $260 thousand, respectively, representing a combined effective tax rate of 41.5%.

                                PART II

                            OTHER INFORMATION


Item 1.  Legal Proceedings

The Company is not party to any material legal proceedings at this time. It is involved in various claims and legal actions arising in the ordinary course of business.


Item 2.  Changes in Securities

Not applicable.


Item 3.  Defaults Upon Senior Securities

Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

None

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






Date:      May 13, 1996         By:   /s/ Stanley E. Bailey
                                      ----------------------
                                      Stanley E. Bailey
                                      Chairman of the Board and
                                       Chief Executive Officer






Date:      May 13, 1996          By:  /s/ John Okubo
                                      -----------------------
                                      John Okubo
                                      Executive Vice President and
                                       Chief Financial Officer
                                     (Principal Financial Officer)